Form 10-K/A
period 1998-12-31
STRUCTURED ASSET SEC CORP MORT PASS THRO CERT SER 1998-1 TR
filed 1999-12-27
CIK 1056944

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                 Amendment No.1

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   033-99598-06

               Structured Asset Securities Corporation
                Mortgage Pass-Through Certificates
                  Series  1998-1        Trust
        (Exact name of registrant as specified in its charter)



New York                          52-2082537, 52-2082540
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

     Yes   X          No ___


     This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1999, on behalf of Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-1 Trust established pursuant to a Trust Agreement among STRUCTURED ASSET SECURITIES CORPORATION, as Depositor, NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Master Servicer, and FIRST UNION NATIONAL BANK, as Trustee pursuant to which the Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


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

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   ATLANTIC MTG & INVESTMENT CORP <F1>
                     b)   AURORA LOAN SRVCS INC <F2>
                     c)   BANK OF AMERICA FSB (CA) <F1>
                     d)   GMAC MTG CORP <F1>
                     e)   MELLON MTG CO (TX) <F1>
                     f)   NORWEST MTG INC <F1>
                     g)   PNC MTG CORP <F1>
                     h)   RESIDENTIAL FUNDING CORP <F1>
                     i)   STAR BANK NA <F1>
                     j)   WASHINGTON MUTUAL INC <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   ATLANTIC MTG & INVESTMENT CORP <F1>
                     b)   AURORA LOAN SRVCS INC <F1>
                     c)   BANK OF AMERICA FSB (CA) <F1>
                     d)   GMAC MTG CORP <F1>
                     e)   MELLON MTG CO (TX) <F1>
                     f)   NORWEST MTG INC <F1>
                     g)   PNC MTG CORP <F1>
                     h)   RESIDENTIAL FUNDING CORP <F2>
                     i)   STAR BANK NA <F2>
                     j)   WASHINGTON MUTUAL INC <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F3>

            (b) On October 7, 1998, November 9, 1998, and December 8, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.
<F3>  Previously filed.



                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates
Series  1998-1 Trust

Signed:   First Union National Bank, as Trustee

By:   Robert Ashbaugh, Vice president
By:  /s/  Robert Ashbaugh, Vice president

Dated:  December 22, 1999


Exhibits

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

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

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   ATLANTIC MTG & INVESTMENT CORP <F1>
                     b)   AURORA LOAN SRVCS INC <F2>
                     c)   BANK OF AMERICA FSB (CA) <F1>
                     d)   GMAC MTG CORP <F1>
                     e)   MELLON MTG CO (TX) <F1>
                     f)   NORWEST MTG INC <F1>
                     g)   PNC MTG CORP <F1>
                     h)   RESIDENTIAL FUNDING CORP <F1>
                     i)   STAR BANK NA <F1>
                     j)   WASHINGTON MUTUAL INC <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   ATLANTIC MTG & INVESTMENT CORP <F1>
                     b)   AURORA LOAN SRVCS INC <F1>
                     c)   BANK OF AMERICA FSB (CA) <F1>
                     d)   GMAC MTG CORP <F1>
                     e)   MELLON MTG CO (TX) <F1>
                     f)   NORWEST MTG INC <F1>
                     g)   PNC MTG CORP <F1>
                     h)   RESIDENTIAL FUNDING CORP <F2>
                     i)   STAR BANK NA <F2>
                     j)   WASHINGTON MUTUAL INC <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F3>


<F1>  Filed herewith.
<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.
<F3>  Previously filed.